Form 10QSB
period 2000-01-31
BRASS INC
filed 2000-03-16
CIK 1103717

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
            1934 for the Quarterly Period Ended January 31, 2000

Commission file number 000-29179
                       ---------

                             BRASS INCORPORATED
                             ------------------
      (Exact name of small business issuer as specified in its charter)

           Colorado                                            84-1493154
           --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      7899 West Frost Drive, Littleton, Colorado               80128
      --------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

                                 303-979-3224
                                 ------------
                          (Issuer's telephone number)

                                Not applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes     X         No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 As of January 31, 2000, 1,230,000 shares of common stock, no par value, were outstanding.



                                      INDEX

                                                             Page

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements*

     Condensed balance sheet - January 31, 2000 (Unaudited). . .3

     Condensed statement of operations - Three months ended
       January 31, 2000 and 1999, nine months ended
       January 31, 2000 and 1999, and April 9, 1998 (inception)
       through January 31, 2000. . . . . . . . . . . . . . . . .4

     Condensed statements of cash flows - Nine months ended
       January 31, 2000 and 1999, and April 9, 1998 (inception)
       through January 31, 2000 (Unaudited). . . . . . . . . . .5

     Notes to condensed financial statements (Unaudited) . . . .6

     Item 2.  Plan of operation. . . . . . . . . . . . . . . . .8

PART II--OTHER INFORMATION . . . . . . . . . . . . . . . . . . .8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . .9

     *The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.



                             BRASS INCORPORATED
                             ------------------
                         A Development Stage Company
                         ---------------------------

                          Condensed Balance Sheet

                             January 31, 2000
                               (unaudited)

                                  ASSETS

ASSETS
  Cash                                                        $     1,084
  Accounts receivable, related party (Note B)                 $        99
                                                              ------------
                                           TOTAL ASSETS             1,183
                                                              ------------

                   LIABILITIES AND SHAREHOLDERS' DEFICIT


LIABILITIES
  Accounts payable and accrued liabilities, related party
    (Note B)                                                  $     1,610
                                                              ------------
                                      TOTAL LIABILITIES             1,610

SHAREHOLDERS' DEFICIT
  Common stock                                                      2,673
  Additional paid-in capital                                          300
  Deficit Accumulated during the development stage                 (3,400)
                                                              ------------
                            TOTAL SHAREHOLDERS' DEFICIT       $      (427)
                                                              ------------
                                                              $     1,183
                                                              ------------

           See accompanying notes to condensed financial statements





                                                                   BRASS INCORPORATED
                                                                   ------------------
                                                              A Development Stage Company
                                                              ---------------------------

                                                          Condensed Statement of Operations
                                                                      (Unaudited)


                                                                                                             April 9, 1998
                                                                                                              (inception)
                                                Three Months Ended              Nine Months Ended               through
                                                   January 31,                     January 31,                January 31,
                                         ______________    ______________ ______________  ______________     ______________
                                              2000              1999           2000            1999               2000
                                         ______________    ______________ ______________  ______________     ______________
Interest Income                                      9                 -             33               -                 99

Cost and expenses                                    -                 -              -               -              1,500

Cost and expenses, related party (Note B)          781                 -          1,143             160              1,999
                                         --------------    -------------- --------------  --------------     --------------
                  Net Loss Before Taxes           (772)                -         (1,110)           (160)            (3,400)

Income taxes                                         -                 -              -               -                  -
                                         --------------    -------------- --------------  --------------     --------------

Net (loss)                                        (772)                -         (1,110)  $        (160)     $      (3,400)
                                         ==============    ============== ==============  ==============     ==============

Basic (loss) per share                          *                 *               *              *                  *

Weighted average shares outstanding          1,230,000         1,230,000      1,230,000       1,230,000          1,230,000
                                         ==============    ============== ==============  ==============     ==============

* Less than $.01 per share

          See accompanying notes to condensed financial statements



                                BRASS INCORPORATED
                                ------------------
                           A Development Stage Company
                           ---------------------------

                       Condensed Statements of Cash Flows
                                    (Unaudited)

                                                                April 9, 1998
                                                                 (inception)
                                     Nine Months Ended             through
                                        January 31,              January 31,
                                   2000              1999           2000
                              --------------    -------------- --------------
                                (unaudited)                      (unaudited)


           NET CASH (USED IN) $      (1,000)    $           -  $      (1,000)
         OPERATING ACTIVITIES

         NET CASH PROVIDED BY             -                 -              -
         INVESTING ACTIVITIES

FINANCING ACTIVITIES
  Sale of common stock                    -             2,300          2,300
  Offering costs incurred                 -              (216)          (216)

         NET CASH PROVIDED BY
         FINANCING ACTIVITIES             -             2,084          2,084
                              --------------    -------------- --------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS          (1,000)            2,084          1,084

Cash and cash equivalents,
  beginning of period                 2,084                 -              -
                              --------------    -------------- --------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD               $       1,084     $       2,084  $       1,084
                              ==============    ============== ==============

          See accompanying notes to condensed financial statements



                            BRASS INCORPORATED
                            ------------------
                       A Development Stage Company
                       ---------------------------

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

                           January 31, 2000


Note A:  Basis of Presentation
         ---------------------
The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 1999 as filed in its Form 10-SB filed January 26, 2000 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the year ended April 30, 1999 and should be read in conjunction with the notes thereto.

Note B:  Related Party Transactions
         --------------------------
The Company issued Corporate Management Services (the "affiliate") 1,000,000 shares of common stock in exchange for services related to management and organization costs of $500. The affiliate provides administrative and
marketing services as needed.   The affiliate may, from time to time, advance
to the Company any additional funds that the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger.

On behalf of the Company, the affiliate sold 230,000 shares of the Company's common stock in a private placement for $2,300. The private placement, which closed in July 1998, also included the offering of common shares in nineteen other corporations. The costs related to the offering and certain legal fees and general and administrative fees were allocated to each of the twenty companies participating in the offering. The Company's pro rata one twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company's common shares. The gross proceeds of $2,300 were transferred to the Company net of offering costs of $127, certain general and administrative costs incurred by the affiliate of $89, resulting in a cash balance of $2,084 at July 31, 1998. During the nine months ended January 31, 2000, the Company paid accounting fees of $1,000 resulting in a cash balance of $1,084 at January 31, 2000.

At April 30, 1999 the Company owed the affiliate $101 for certain legal expenses paid by the affiliate on behalf of the Company. During the nine months ended January 31, 2000 the affiliate paid an additional $653 in legal expenses on behalf of the Company, which resulted in a net due to the affiliate at January 31, 2000 of $754. For the three months ended January 31, 2000 the Company incurred $481 in legal expenses, of which $356 was accrued.

At April 30, 1999 the Company had earned $66 in interest income on its prorated share of the affiliate's stock offering proceeds. For the nine months ended January 31, 2000 the affiliate earned an additional $33 on its prorated share of the affiliate's stock offering proceeds.

On November 1, 1999 the Company began incurring expense of $100 per month for rent and other administrative services which are performed by Corporate Management Services on behalf of the Company. For the three months ended January 31, 2000 the Company had incurred rent and administrative service expense of $300, which has been charged to additional paid-in capital.

Note C:  Income Taxes
         ------------
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.



Part I--Item 2.  Plan of Operation

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since formation, and none are anticipated prior to completing a business combination. The Company continues to have no full time employees, no rent expenses, and no recurring operational expenses other than professional fees incurred as necessary. The Company's president continues to devote approximately ten (10) hours per month, without compensation, to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve (12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management's discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company's success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.

Part II--Other Information

Items 1 through 5

No response required.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       27 Financial Data Schedule

(b)  Reports on Form 8-K

       None



                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Brass Incorporated



Date:  March 15, 2000                         By:/s/ George G. Andrews
                                                 ---------------------
                                                 George G. Andrews, President