Form 10KSB
period 2000-04-30
BRASS INC
filed 2000-07-28
CIK 1103717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended April 30, 2000    Commission file number:  000-29179

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
     EXCHANGE ACT OF 1934

                             BRASS INCORPORATED
                 --------------------------------------
            (Name of small business issuer in its charter)

                                 COLORADO
                               ------------
      (State or Other Jurisdiction of Incorporation or Organization)

                                84-1493154
                                ----------
                    (I.R.S. Employer Identification No.)

             7899 West Frost Drive, Littleton, Colorado  80128
            ----------------------------------------------------
             (Address of Principal Executive Office)  (Zip Code)

                  Issuer's telephone number: 303-979-3224
                                             ------------

Securities Registered Under Section 12(b) of the Act:  None

Securities Registered Under
      Section 12(g) of the Act:                Common Stock, No Par Value
                                                     (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

State issuer's revenues for its most recent fiscal year:  None.

The aggregate market value of the voting stock held by non-affiliates shares (215,000 of $.01 par value Common Stock) was $0 as of June 15, 2000. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

     The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, June 15, 2000 was 1,230,000 shares.



INDEX TO ANNUAL REPORT
ON FORM 10-KSB                                               Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

     Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . .1

     Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . .8

     Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . .8

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS . . . . . . . . . . . . . . . . 8

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

     Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS . . . . . . . . . . . . . . .8

     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION  . . . . . . . . . . . . . . . . . .9

     Item 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . .9

     Item 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE. . . . . . . . . . . . . . .9

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
               EXCHANGE ACT. . . . . . . . . . . . . . . . . . 10

     Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . 10

     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT. . . . . . . . . . . . . . . . . . . 10

     Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. 11

     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . 11



                                      i



PART I

     The matters addressed in this report on Form 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth in the Description of Business section (Item 1) and elsewhere in this report.

Item 1.   DESCRIPTION OF BUSINESS

     (a)  History of the Company

     Brass Incorporated (the "Company" or the "Registrant"), is a Colorado corporation. Our principal business address is 7899 West Frost Drive, Littleton, Colorado 80128. Our phone number is 303-979-3224.

     We were organized under the laws of the State of Colorado on April 9, 1998 to engage in any lawful corporate undertaking, including selected mergers and acquisitions.

     Our only activity to date has been to attempt to locate and negotiate with a business entity for the merger of that target company into our Company.

     (b)  Current Operations

     Our current operations consist solely of seeking merger or acquisition candidates.

     We will attempt to locate and negotiate with a business entity for the merger of that target company into the Company or a wholly owned subsidiary of the Company formed for the purpose of such a merger. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating a transaction with any target company.

     We have attempted to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

     We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These benefits are commonly thought to include the following:

            * the ability to use registered securities to acquire assets or businesses;
            *         increased visibility in the marketplace;
            *         ease of borrowing from financial institutions;
            *         improved stock trading efficiency;
            *         shareholder liquidity;
            *         greater ease in subsequently raising capital;
            *         compensation of key employees through stock options;
            *         enhanced corporate image;
            *         a presence in the United States capital market.

     Target companies interested in a business combination with the Company may include the following:

            * a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

            * a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

            * a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;

            * a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

            * a foreign company which may wish an initial entry into the United States securities market;

            * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

            * a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

     A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the election by the target business of its own management and board of directors.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. At the present time, there is no market for the Company's securities.

     (c)  Risks Related to the Plan of Operation

     The Company's business is subject to numerous risk factors, including the following:

     WE HAVE NO RECENT OPERATING HISTORY, NO OPERATING REVENUES, AND WE HAVE MINIMAL ASSETS. The Company has had no operations nor any revenues or earnings from operations. The Company has only limited assets and financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

     THE SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations may be dependent upon the management, operations, and financial condition of the target company, and numerous other factors beyond the Company's control.

     THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     WE HAVE NO AGREEMENT FOR ANY BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved to consider a business combination with it. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY. Our president has several business interests and will devote a limited amount of his time to the Company's business. While seeking a business combination, our president anticipates devoting up to ten hours per month to the business of the Company. The Company's president has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our president. Notwithstanding the combined limited experience and time commitment of our president, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

     OUR SOLE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's sole officer and director participates in other business ventures which may result in conflicts of interest and non-arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

     BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN ACQUISITION.
Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     WE HAVE A LACK OF MARKET RESEARCH AND NO MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for the type of merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     CERTAIN REGULATIONS MAY APPLY TO OUR OPERATIONS. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. If we inadvertently violate such Act, we could be subjected to material adverse consequences.

     THERE WILL BE A CHANGE IN MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our Management to sell or transfer all or a portion of the Company's common stock held by them, and to resign as directors and officers of the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

     THE PLAN OF OPERATION PROVIDES FOR SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AS A RESULT OF A MERGER. Our plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

     WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE ACQUISITION. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. However, there can be no assurance that such a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction itself.

     THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company will require any potential business combination entity to provide audited financial statements. One or more attractive prospects may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.

     Such audited financial statements may not be immediately available. In such case, the Company intends to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement will be provided after closing of such a transaction. Closing documents relative thereto will include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

     (d)  Plan of Operation

     We intend to merge with or acquire a business entity in exchange for our securities. We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition.

     We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to management.

     We have no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company as a consultant. The president anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

     The Company's president is currently involved with other companies which have a business purpose similar to that of the Company. A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target business. Management anticipates that target businesses will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. It may be that a target business may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

     The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

     Our plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The

Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The Company has, and will continue to have, only limited capital with which to provide the owners of business opportunities with any cash or other assets. However, we believe the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's president who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

     We will in all likelihood not be experienced in matters relating to the business of a target company, and management will rely upon its own experience in accomplishing the business purposes of the Company. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

     The Company will not restrict its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain additional funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction.

MANNER OF ACQUISITION

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's president and director, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on that market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

     We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

     The Company has adopted a policy that it will not seek an acquisition or merger with any entity in which the Company's officer, director, and controlling shareholder or any affiliate or associate serves as an officer or director or holds any ownership interest.

COMPETITION

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company may be at a competitive disadvantage compared to the Company's competitors.

Item 2.   DESCRIPTION OF PROPERTY

     The Company currently occupies offices in the home of its president, which location also serves as offices for Corporate Management Services, Inc. as well as other companies. Prior to November 1, 1999, the Company did not incur rent or other office expenses. On November 1, 1999, the Company began incurring an expense of $100 per month to Corporate Management Services, Inc. for rent and other administrative expenses.

Item 3.   LEGAL PROCEEDINGS

     No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against the sole director and officer of the Company in his capacity as such.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the reporting period.

PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      (a) Principal Market or Markets. The Company's stock has not traded and, at the present time, it has no trading symbol.

      (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of June 2000 was approximately 47.

      (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

      (d)  Recent Sales of Unregistered Securities.  NOT APPLICABLE

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Forward-Looking Statements

     Certain statements contained in this annual report on Form 10-KSB including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results and the structure of transactions which may occur in the future could differ materially from those described in these forward-looking statements for many reasons, including those set forth in the risk factors included herein and for other reasons including the demands of the specific business entity with which the company may elect to engage in a transaction.

     Plan of Operation

     See Part I, Item 1., "Description of Business-Plan of Operation."

     Liquidity and Capital Resources

     At April 30, 2000, the Company's fiscal year end, the Company had cash and cash equivalents of $537, a decrease of $1,547 from April 30, 1999. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

     We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2001.

Item 7.   FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-11 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

Item 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                 BRASS, INC.
                       (A DEVELOPMENT STAGE COMPANY)


                           FINANCIAL STATEMENTS

                                  With

                       INDEPENDENT AUDITORS' REPORT

                             April 30, 2000



                              Prepared By:

                       Cordovano and Harvey, P.C.
                       --------------------------
                      Certified Public Accountants
                            Denver, Colorado



                                BRASS, INC.
                       (A Development Stage Company)

                       Index to Financial Statements

                                                                   Page
                                                               ------------

Independent auditors' report                                       F-2

Balance sheet, April 30, 2000                                      F-3

Statements of operations for the years ended April 30, 2000
  and 1999, and for the period from April 9, 1998 (inception)
  through April 30, 2000                                           F-4

Statement of shareholders' equity, from April 9, 1998
  (inception) through April 30, 2000                               F-5

Statements of cash flows for the years ended April 30, 2000
  and 1999, and for the period from April 9, 1998 (inception)
  through April 30, 2000                                           F-6

Notes to financial statements                                      F-7



                                      F-1



To the Board of Directors and Shareholders
Brass, Inc.

Independent Auditors' Report

We have audited the balance sheet of Brass, Inc. (a development stage company) as of April 30, 2000 and the related statements of operations, shareholders' equity and cash flows for the years ended April 30, 2000 and 1999, and for the period from April 9, 1998 (inception) through April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brass, Inc. as of April 30, 2000, and the related statements of operations and cash flows for the years ended April 30, 2000 and 1999, and for the period from April 9, 1998 (inception) through April 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no operations and limited working capital at April 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Harvey, P.C.
Denver, Colorado
July 10, 2000



                                      F-2



                                BRASS, INC.
                       (A Development Stage Company)

                              Balance Sheet

                                 ASSETS

                                                            April 30, 2000
                                                        ----------------------
CURRENT ASSETS
  Cash                                                   $                537
  Interest income receivable, related party (See note B)                  106
                                                        ----------------------
                                   TOTAL CURRENT ASSETS                   643
                                                        ======================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        489
  Accounts payable, related party (See note B)                            408
  Accrued liabilities                                                   1,500
                                                        ----------------------
                              TOTAL CURRENT LIABILITIES                 2,397
                                                        ----------------------

SHAREHOLDERS' EQUITY
  Preferred Stock, no par value, 5,000,000 shares
    authorized, -0- shares issued and outstanding                           -
  Common stock, no par value, 20,000,000 shares
    authorized, 1,230,000 shares issued and outstanding                 2,673
  Additional paid-in capital                                              600
  Deficit accumulated during the development stage                     (5,027)
                                                        ----------------------
                             TOTAL SHAREHOLDERS' EQUITY                (1,754)
                                                        ----------------------
                                                         $                643
                                                        ======================



                See accompanying notes to financial statements
                                         F-3



                                BRASS, INC.
                       (A Development Stage Company)

                         Statements of Operations

                                                                  From
                                                              April 9, 1998
                                                               (Inception)
                       Year Ended          Year Ended            Through
                     April 30, 2000      April 30, 1999       April 30, 2000
                   ------------------  ------------------   ------------------

INCOME
  Interest income   $             40    $             66     $            106

COSTS AND EXPENSES
  Legal fees        $          1,038    $            218     $          1,344
  Accounting fees              1,631               1,000                2,631
  General and
    administrative                 7                  51                   58
  Rent, related
    party (see Note B)           600                   -                  600
  Organizational costs             -                   -                  500
                   ------------------  ------------------   ------------------
LOSS FROM OPERATIONS          (3,236)             (1,203)              (5,027)
                   ------------------  ------------------   ------------------

INCOME TAX BENEFIT
  (EXPENSE) (NOTE C)
  Current tax benefit            640                 253                  981
  Deferred tax expense          (640)               (253)                (981)
                   ------------------  ------------------   ------------------
         NET LOSS   $         (3,236)   $         (1,203)    $         (5,027)
                   ==================  ==================   ==================

BASIC LOSS PER
  COMMON SHARE      $       *           $       *
                   ==================  ==================

BASIC WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING              1,230,000           1,230,000
                   ==================  ==================

    *  Less than .01 per share



                See accompanying notes to financial statements
                                      F-4



                                                         BRASS, INC.
                                               (A Development Stage Company)

                                             Statement of Shareholders' Equity

                                     April 9, 1998 (inception) through April 30, 2000
                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                    Additional       During
                                Preferred Stock              Common Stock            Paid-In       Development
                          ----------------------------  ------------------------
                            Shares            Amount      Shares        Amount       Capital          Stage            Total
                          ----------        ----------  ----------    ---------- --------------- ---------------  ---------------
Beginning balance,
  April 9, 1998                   -         $        -           -    $       -  $            -  $            -   $            -

Common stock issued in
  exchange for services
  and organizational costs        -                  -   1,000,000           500              -               -              500

Net loss for the period
  ended April 30, 1998            -                  -           -             -              -            (588)            (588)
                          ----------        ----------   ---------    ---------- --------------- ---------------  ---------------
  BALANCE, APRIL 30, 1998         -                  -   1,000,000           500              -            (588)             (88)

Common stock issued for
  cash, net of offering
  costs                           -                  -     230,000         2,173              -               -            2,173

Net loss for year ended
  April 30, 1999                  -                  -           -             -              -          (1,203)          (1,203)
                          ----------        ----------   ---------    ---------- --------------- ---------------  ---------------
  BALANCE, APRIL 30, 1999         -                  -   1,230,000         2,673              -          (1,791)             882

Contributed rent (Note B)         -                  -           -             -            600               -              600

Net loss for year ended
  April 30, 2000                  -                  -           -             -              -          (3,236)          (3,236)
                          ----------        ----------   ---------    ---------- --------------- ---------------  ---------------
  BALANCE, APRIL 30, 2000         -         $        -   1,230,000    $    2,673 $          600  $       (5,027)  $       (1,754)
                          ==========        ==========   =========    ========== =============== ===============  ===============





                                           See accompanying notes to financial statements
                                                                  F-5


                                 BRASS, INC.
                       (A Development Stage Company)

                         Statements of Cash Flows

                                                                  From
                                                              April 9, 1998
                                                               (Inception)
                       Year Ended          Year Ended            Through
                     April 30, 2000      April 30, 1999       April 30, 2000
                   ------------------  ------------------   ------------------

CASH PROVIDED BY
  (USED IN) OPERATING
  ACTIVITIES
    Net loss        $         (3,236)   $          (1,203)   $         (5,027)

    Non-cash
      transactions:
      Common stock
        issued for
        services                   -                    -                 500
    Changes in
      operating
      assets and
      liabilities:
      Contributed rent
        (Note B)                 600                    -                 600
      Accounts payable
        and accrued
        liabilities            1,129                1,180               2,397
      Interest income
        receivable               (40)                 (66)               (106)
                   ------------------  -------------------  ------------------

  NET CASH PROVIDED
    BY (USED IN)
    OPERATING
    ACTIVITIES                (1,547)                 (89)             (1,636)
                   ==================  ===================  ==================

FINANCING ACTIVITIES
  Sale of common
    stock                          -                2,300               2,300
  Offering costs
    incurred                       -                 (127)               (127)
                   ------------------  -------------------  ------------------
  NET CASH PROVIDED
    BY (USED IN)
    FINANCING
    ACTIVITIES                     -                2,173               2,173
                   ------------------  -------------------  ------------------

NET INCREASE IN CASH          (1,547)               2,084                 537
  Cash, beginning of
    period                     2,084                    -                   -
                   ------------------  -------------------  ------------------
CASH, END OF PERIOD $            537    $           2,084    $            537
                   ==================  ===================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest      $              -    $               -    $              -
                   ==================  ===================  ==================
      Income taxes  $              -    $               -    $              -
                   ==================  ===================  ==================

Non-cash financing activities:
      1,000,000 shares
        common stock
        issued for
        services    $              -    $               -    $            500
                   ==================  ===================  ==================



                See accompanying notes to financial statements
                                      F-6



                                BRASS, INC.
                       (A Development Stage Company)

                       Notes To Financial Statements

Note A: Organization and summary of significant accounting policies

Organization
------------
Brass, Inc. (the "Company") was incorporated under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has been in the development stage since inception and has no operations to date.

As of April 30, 2000, the Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company's success is dependent upon locating and consummating a business combination with an operating company. There is no assurance that the Company can identify such a target company and consummate such a business combination. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

From April 9, 1998 (inception) through April 30, 2000, the Company raised
initial working capital through the sale of common stock.   The Company's
ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations through the consummation of a business combination with an operating entity. There is no assurance that the Company will be successful in its efforts to complete a business combination, raise additional working capital, or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies
------------------------------------------

Cash equivalents
----------------
The Company's financial instruments consist of accounts payable and accrued liabilities. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.

Use of estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.



                                BRASS, INC.
                       (A Development Stage Company)

                       Notes To Financial Statements

Note A: Organization and summary of significant accounting policies, concluded

Income Taxes
------------
The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Loss per common share
---------------------
The Company reports loss per share using a dual presentation of basic and
diluted loss per share.   As of April 30, 2000, there were no common stock
equivalents.

Organization costs
------------------
Costs related to the organization of the Company have been expensed as incurred.

Fiscal year
-----------
The Company operates on a fiscal year ending April 30.

Stock based compensation
------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. For stock issued to officers the fair value approximates the intrinsic value. Therefore, no pro forma disclosures are presented.



                                BRASS, INC.
                       (A Development Stage Company)

                       Notes To Financial Statements

Note B: Related party transactions

The Company has issued an affiliate 1,000,000 shares of common stock in exchange for services related to management and organization costs of $500.00. The affiliate will provide administrative and marketing services as needed. The affiliate may, from time to time, advance to the Company any additional funds that the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger.

On behalf of the Company, an affiliate sold 230,000 shares of the Company's common stock in a private placement for $2,300. The private placement also included the offering of common shares in nineteen other corporations. The costs related to the offering and certain legal fees and general and administrative fees were allocated to each of the twenty companies participating in the offering. The Company's pro rate one twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company's common shares. The gross proceeds of $2,300 were transferred to the Company net of offering costs of $127 and certain general and administrative costs incurred by the affiliate of $89, resulting in a cash balance at April 30, 1999 of $2,084. During the year ended April 30, 2000 the Company paid accounting expenses of $1,131, legal expenses of $409, and bank charges totaling $7, resulting in a cash balance at April 30, 2000 of $537.

During the years ended April 30, 2000 and 1999 the Company incurred $2,669 and $1,218 in professional fees, respectively. During the year ended April 30, 2000 the affiliate advanced the Company $307 for payment of these expenses. This amount is included in the accompanying financial statements as accounts payable, related party.

On November 1, 1999 the Company began incurring expense of $100 per month for rent and other administrative services which are performed by Corporate Management Services on behalf of the Company. For the year ended April 30, 2000 the Company had incurred rent and administrative service expense of $600, which has been charged to additional paid-in capital.

For the year ended April 30, 2000 the affiliate earned $800 in interest income. The Company's pro rata share of that interest income is $40 at April 30, 2000 and is included on the balance sheet as interest income receivable, related party.



                                BRASS, INC.
                       (A Development Stage Company)

                       Notes To Financial Statements

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the period from April 9, 1998 (inception) through April 30, 2000 is as follows:

                                                              April 8, 1998
                             Year              Year            (Inception)
                             Ended             Ended             Through
                         April 30, 2000    April 30, 1999     April 30, 2000
                        ----------------  ----------------   ----------------

U.S. statutory federal
  rate                            15.00%            15.00%             15.00%
State income tax rate,
  net of federal benefit           4.04%             4.04%              4.04%
Offering costs, permanent
  difference                       0.59%             1.58%              0.38%
Net operating loss (NOL)
  for which no tax
  benefit is currently
  available                      -19.63%           -20.62%            -19.42%
                        ----------------  ----------------   ----------------

                                   0.00%             0.00%              0.00%
                        ================  ================   ================

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2000 and 1999, and for the period from April 9, 1998 (inception) through April 30, 2000 was $387, $117, and $981, respectively.
NOL carryforwards at April 30, 2000 will begin to expire in 2018. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note D: Shareholders' equity

Proposed offering of common stock
---------------------------------
The Company's Board of Directors approved an offering of up to 250,000 shares of the Company's no par value common stock at $.01 per share.



                                BRASS, INC.
                       (A Development Stage Company)

                       Notes To Financial Statements

Note D: Shareholders' equity, concluded

Preferred Stock
---------------
The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of share in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the share, (5) terms of conversion and (6) voting rights.



PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      (a) Directors and Executive Officers. The Company has one director and officer as follows:

Name                  Age   Position                       Since

George G. Andrews     74    Director and President         April 1998

     George Andrews has been the sole officer and director of the Company since its inception, and is now serving his third consecutive one-year term. Mr. Andrews is also an officer, director, and employee of Akid Corporation, Bail Corporation, and Boeing Run, Inc., entities similar in all respects to the Company, which filed their Forms 10-SB with the Securities and Exchange Commission on September 15, 1999 (Akid Corporation); August 16, 1999 (Bail Corporation); and September 13, 1999 (Boeing Run, Inc.). Mr. Andrews has been a director of GREKA Energy Corporation, a publicly traded company since April, 1998. Mr. Andrews has been a consultant and private investor since his retirement from the oil and gas industry in 1987. From 1982 until 1987 he was employed as corporate Vice President of Intercontinental Energy Corporation of Englewood, Colorado directing the company's land acquisition, lease and management operations. Between June 1981 and November 1982 Mr. Andrews was Vice President of Shelter Hydrocarbons, Inc. of Denver, Colorado where he directed all land management and operation procedures including contract systems and negotiations of acquisition agreements. From 1979 to June of 1981 Mr. Andrews was Senior Landman for the National Cooperative Refinery Association in Denver, Colorado where he was responsible for negotiation and acquisition of oil and gas leases, certifying title requirements and ongoing daily operations. Mr. Andrews obtained his Bachelor of Science degree from the University of Tulsa, Tulsa, Oklahoma in 1947 where he majored in Economics.

Item 10.  EXECUTIVE COMPENSATION

     Mr. Andrews has not directly received compensation from the Company for his services.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 30, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


                                        Amount and Nature
Name and Address                        of Beneficial             Percentage
of Beneficial Owner                     Ownership                 of Class
------------------                      ------------              -----------

Corporate Management Services, Inc. (1)   1,000,000                 81.3%
7899 West Frost Dr.
Littleton, CO  80128

George G. Andrews (2)                     1,010,000                 82.1%
7899 West Frost Dr.
Littleton, CO  80128

                                        Amount and Nature
Name and Address                        of Beneficial             Percentage
of Beneficial Owner                     Ownership                 of Class
------------------                      ------------              -----------

Barbara Davidson (3)                      1,005,000                 81.7%
2171 Jonathan Pl.
Boulder, CO  80304

All Executive Officers
and Directors as a
Group (1 Person)                          1,010,000                 82.1%


     (1) Corporate Management Services, Inc. ("CMS") is controlled by George Andrews and Barbara Davidson each of whom own 50% of the outstanding stock.
     (2)  Includes the shares of CMS and 5,000 shares owned by his spouse.
     (3)  Includes the shares of CMS.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 11, 1998, the Company issued a total of 1,000,000 shares of Common Stock to the following persons for marketing services with an agreed upon value of $500:

NAME                                NUMBER OF TOTAL SHARES    CONSIDERATION
------                              ---------------------     -------------
Corporate Management Services, Inc.        1,000,000          Services
                                                              valued at $500

     The Company paid $1,038 in legal fees to Michael V. Anderson, Esq., and $1,631 in accounting fees to Cordovano & Harvey, P.C. during this reporting period.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     The following financial information is filed as part of this report:

     1)  Financial Statements
     2)  Schedules
     3) Exhibits. The following exhibits are furnished as part of this report:

         Item 601
         Exhibit No.  Description

         3.1  Articles of Incorporation

         3.2  Bylaws

         27   Financial Data Schedule (filed herewith).

Reports on Form 8-K

  (b)  Reports on Form 8-K filed during the fourth quarter of 1999
       -  None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                                 Brass Incorporated




By:  /s/ George G. Andrews                    Date:  July 28, 2000
     -----------------------
     George G. Andrews
     President