Form 10QSB
period 2000-10-31
BRASS INC
filed 2000-12-14
CIK 1103717

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
              1934 for the Quarterly Period Ended October 31, 2000

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

As of October 31, 2000, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements*

     Condensed balance sheet - October 31, 2000 (Unaudited)               3

     Condensed statement of operations (Unaudited) - Three months ended
       October 31, 2000 and 1999; six months ended October 31, 2000 and
       1999; and April 9, 1998 (inception) through October 31, 2000       4

     Condensed statements of cash flows (Unaudited) - Six months ended
       October 31, 2000 (Unaudited) and 1999 and April 9, 1998 (inception)
       through October 31, 2000 (Unaudited)                               5

     Notes to condensed financial statements (Unaudited)                  6

     Item 2.  Plan of operation                                           8

PART II--OTHER INFORMATION                                                8

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



                              BRASS INCORPORATED
                              ------------------
                        A Development Stage Company
                        ---------------------------

                          Condensed Balance Sheet

                              October 31, 2000
                                (Unaudited)

                                  ASSETS

ASSETS
  Cash                                                          $         495
  Accounts receivable, related party (Note B)                             106
                                                                --------------
                                             TOTAL ASSETS                 601
                                                                ==============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued liabilities                      $       1,890
  Due to, related party (Note B)                                        2,024
                                                                --------------
                                             TOTAL LIABILITIES          3,914

SHAREHOLDERS' DEFICIT
  Common stock                                                          2,673
  Additional paid-in capital                                            1,200
  Deficit Accumulated during the development stage                     (7,186)
                                                                --------------
                             TOTAL SHAREHOLDERS' DEFICIT        $      (3,313)
                                                                --------------

                                                                $         601
                                                                ==============



           See accompanying notes to condensed financial statements

                                                                   BRASS INCORPORATED
                                                                   ------------------
                                                              A Development Stage Company
                                                              ---------------------------

                                                          Condensed Statement of Operations
                                                                        (Unaudited)


                                                                                                             April 9, 1998
                                                                                                              (inception)
                                                Three Months Ended               Six Months Ended               through
                                                    October 31,                     October 31,               October 31,
                                         ______________    ______________ ______________  ______________     ______________
                                              2000              1999           2000            1999               2000
                                         ______________    ______________ ______________  ______________     ______________
Interest Income                                      -                10              -              23                106

Cost and expenses                                  736                 -          1,809              46              6,092

Cost and expenses, related party (Note B)          300                 -            600               -              1,200
                                         --------------    -------------- --------------  --------------     --------------
          Net Income (Loss) Before Taxes        (1,036)               10        (2,409)             (23)            (7,186)

Income taxes                                         -                 -              -               -                  -
                                         --------------    -------------- --------------  --------------     --------------

Net (loss)                                      (1,036)               10        (2,409)  $          (23)     $      (7,186)
                                         ==============    ============== ==============  ==============     ==============

Basic (loss) per share                          *                 *               *              *           $      *

Weighted average shares outstanding          1,230,000         1,230,000      1,230,000       1,230,000          1,230,000
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

* Less than $.01 per share


           See accompanying notes to condensed financial statements

                             BRASS INCORPORATED
                             ------------------
                        A Development Stage Company
                        ---------------------------

                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                April 9, 1998
                                                                 (inception)
                                       Six Months Ended            through
                                       October 31, 2000           October 31,
                                 ------------------------------
                                     2000              1999          2000
                                 ------------      ------------ --------------
                                  (unaudited)                     (unaudited)

              NET CASH (USED IN) $       (42)       $        -  $      (1,678)
            OPERATING ACTIVITIES ------------      ------------ --------------


           NET CASH PROVIDED BY
            INVESTING ACTIVITIES           -                 -              -
                                 ------------      ------------ --------------

FINANCING ACTIVITIES
  Sale of common stock                     -                 -          2,300
  Offering costs incurred                  -                 -           (127)
                                 ------------      ------------ --------------
           NET CASH PROVIDED BY
            FINANCING ACTIVITIES           -                 -          2,173
                                 ------------      ------------ --------------


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                   (42)                -            495

Cash and cash equivalents,
  beginning of period                    537             2,084              -
                                 ------------      ------------ --------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                      $       495       $     2,084  $         495
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

                              October 31, 2000



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




                              BRASS INCORPORATED
                              ------------------
                        A Development Stage Company
                        ---------------------------

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)



Note B:  Related party transactions, concluded
         -------------------------------------

At April 30, 2000 the Company owed the affiliate $408 for certain legal expenses paid by the affiliate on behalf of the Company. During the three and six months ended October 31, 2000 the affiliate paid an additional $1,478 and $1,616 respectively, in legal and general and administrative expenses on behalf of the Company, which resulted in a net due to the affiliate during the three and six months ended October 31, 2000 of $1,478 and $2,024 respectively.

On November 1, 1999 the Company began incurring an expense of $100 per month for rent and other administrative services which are performed by Corporate Management Services on behalf of the Company. For the three and six months ended October 31, 2000 the Company had incurred rent and administrative service expense of $300 and $600 respectively, which has been credited to additional paid-in capital.

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

                                           Brass Incorporated



Date:  December 14, 2000                   By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President


