Form 10QSB
period 2001-07-31
LANIPRIN LIFE SCIENCES INC
filed 2001-09-21
CIK 1103717

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the Quarterly Period Ended July 31, 2001

Commission file number 000-29179
                       ---------

                          LANIPRIN LIFE SCIENCES, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

       Colorado                                              84-1493154
       --------                                              ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

          1900 South Ocean Blvd., Suite 5E, Pompano Beach, FL    33034
          ------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                303-979-3224
                                ------------
                        (Issuer's telephone number)

        Brass Incorporated, 7899 West Frost Drive, Littleton, CO 80128
        --------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of July 31, 2001, 5,396,667 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet - July 31, 2001 (Unaudited)                  3

     Condensed statements of operations (Unaudited) - Three months ended
       July 31, 2001 and 2000 and April 9, 1998 (inception) through
       July 31, 2001                                                      4

     Condensed statements of cash flows (Unaudited) - Three months ended
       July 31, 2001 and 2000 and April 9, 1998 (inception) through
       July 31, 2001                                                      5

     Notes to condensed financial statements (Unaudited)                  6

     Item 2.  Plan of operation                                           8

PART II--OTHER INFORMATION                                                8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                           10



                        LANIPRIN LIFE SCIENCES INC.
                       (formerly Brass Incorporated)
                       (A Development Stage Company)

                          Condensed Balance Sheet

                               July 31, 2001
                                (Unaudited)

                                                   Total Assets $           -
                                                                ==============

Liabilities and Shareholders' Deficit
Liabilities:
  Accounts payable and accrued liabilities                      $       2,500
                                                                --------------
                                              Total liabilities         2,500
                                                                --------------

Shareholders' deficit:
  Common stock                                                          7,673
  Additional paid-in capital                                            4,000
  Deficit Accumulated during the development stage                    (14,173)
                                                                --------------
                                    Total shareholders' deficit $      (2,500)
                                                                --------------

                    Total liabilities and shareholders' deficit $           -
                                                                ==============



           See accompanying notes to condensed financial statements

                        LANIPRIN LIFE SCIENCES INC.
                       (formerly Brass Incorporated)
                       (A Development Stage Company)

                     Condensed Statements of Operations
                                (Unaudited)


                                                                April 9, 1998
                                       Three Months Ended        (inception)
                                            July 31,               through
                                 ------------------------------    July 31,
                                     2001              2000          2001
                                 ------------      ------------ --------------
Costs and expenses:
  Stock-based compensation
  (Note B):
    Organizational costs         $         -       $         -  $         500
  Contributed rent (Note B)              300               300          4,000
  General and administrative           1,611             1,073          9,779
                                 ------------      ------------ --------------
         Total cost and expenses      (1,911)           (1,373)       (14,279)

                                           -                 -            106
                                 ------------      ------------ --------------
    Net loss before income taxes      (1,911)           (1,373)       (14,173)

Income taxes (Note C)                      -                 -              -
                                 ------------      ------------ --------------

                        Net loss $    (1,911)      $    (1,373) $     (14,173)
                                 ============      ============ ==============

Basic (loss) per common share    $         *       $         *
                                 ============      ============

Weighted average common shares
  outstanding                      5,396,667         1,230,000
                                 ============      ============

* Less than $.01 per share



           See accompanying notes to condensed financial statements

                        LANIPRIN LIFE SCIENCES INC.
                       (formerly Brass Incorporated)
                       (A Development Stage Company)

                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                April 9,1998
                                       Three Months Ended        (inception)
                                            July 31,               through
                                 ------------------------------    July 31,
                                     2001              2000          2001
                                 ------------      ------------ --------------

      Net cash used in operating
        activities               $    (5,861)      $      (159) $     (12,173)
                                 ------------      ------------ --------------

Cash flows from financing
  activities:
  Advances from affiliate
    (Note B)                             861               138          5,000
  Sale of common stock                 5,000                 -          7,300
  Offering costs incurred                  -                 -           (127)
                                 ------------      ------------ --------------
  Net cash provided by financing
    activities                         5,861               138         12,173
                                 ------------      ------------ --------------

Change in cash                             -               (21)             -

Cash, beginning of period                  -               537              -
                                 ------------      ------------ --------------

             Cash, end of period $         -       $       516  $           -
                                 ============      ============ ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                     $         -       $         -  $           -
                                 ============      ============ ==============
    Income taxes                 $         -       $         -  $           -
                                 ============      ============ ==============



           See accompanying notes to condensed financial statements

                        LANIPRIN LIFE SCIENCES INC.
                       (formerly Brass Incorporated)
                       (A Development Stage Company)

                Notes to Condensed Financial Statements
                               (Unaudited)


Note A:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2001 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Related Party Transactions

Corporate Management Services ("CMS") organized the Company in exchange for 1,000,000 shares of the Company's common stock. The common stock was valued at $500 by the Company's Board of Directors.

CMS provided office space at no charge to the Company, on an as needed basis, from inception through May 15, 2001. Office space was provided by management following the change in control on May 15, 2001 (see Note D). The Company's Board of Directors valued the contributed office space at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $300, $300, and $4,000, respectively, for the three months ended July 31, 2001 and 2000, and the period from April 8, 1998 (inception) through July 31, 2001.

At April 30, 2001 the Company owed CMS $4,139 for certain legal and accounting expenses paid by CMS on behalf of the Company. During the three months ended July 31, 2001 CMS paid an additional $861 in legal, accounting, and general and administrative expenses on behalf of the Company. On May 15, 2001, the Company repaid CMS $5,000 with proceeds from the sale of its common stock. As of July 31, 2001, the balance owed CMS was $-0-.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.



                        LANIPRIN LIFE SCIENCES INC.
                       (formerly Brass Incorporated)
                       (A Development Stage Company)

                Notes to Condensed Financial Statements
                               (Unaudited)

Note D:  Change in control

On May 15, 2001, the Company completed a private common stock offering for 5,000,000 shares of the Company's common stock, resulting in a change in control of the Company. The Company's new business plan is to enter the pharmaceutical and health products industry through a reverse merger with Nutrigo Xchange, Inc. ("NXI"), a Delaware corporation. NXI plans to develop several over-the-counter medication products and an affordable prescription service.

The common stock was sold at $.001 per share for gross proceeds totaling $5,000. In addition, for each five shares of common stock purchased, investors received one Class "A" warrant to purchase common stock at $2.00 per share; one Class "B" warrant to purchase common stock at $3.00 per share; and one Class "C" warrant to purchase common stock at $4.00 per share. The warrants are exercisable over a three-year period.

Note E: Proposed reverse acquisition

On June 4, 2001, the Company entered into a Share Exchange Agreement with NXI. This is a proposed transaction that has not closed as of the date of this filing. Under the terms of the proposed Agreement, the Company will issue 12,021,500 shares of its common stock to the shareholders of NXI in exchange for all of the issued and outstanding stock of NXI. Closing this Agreement would result in a change in control of the Company.

In anticipation of the closing of the Agreement, the Company's shareholders approved the following:

     (1) Name change: On July 25, 2001, the shareholders of the Company approved an amendment to the Articles of Incorporation to change the Company's name from Brass Incorporated to Laniprin Life Sciences, Inc.
     (2) Authorized common stock: On July 25, 2001, the shareholders of the Company approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000.
     (3) Stock Option Plan: On July 25, 2001, the shareholders of the Company approved the Company's 2001 Stock Option Plan. The Company has authorized 5,000,000 shares of common stock to be available for the Plan. No options were granted as of July 31, 2001.



Part I--Item 2.  Plan of Operation

The Company's plan of operation has been to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since formation, and none are anticipated prior to completing a business combination. The Company has no full time employees, incurs nominal rent and administrative expenses of $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president continues to devote approximately ten (10) hours per month, without compensation, to the affairs of the Company.

The Company has identified a suitable target entity for a business combination, and management has entered into a share exchange agreement dated June 4, 2001 with Nutrigo Xchange, Inc. The share exchange agreement has been approved by the shareholders however the transaction as of this date has not closed. The Company's business plan is to enter the pharmaceutical and health products industry through a reverse merger with Nutrigo Xchange, Inc. ("NXI"), a Delaware corporation. NXI plans to develop several over-the-counter medication products and an affordable prescription service.

Consummating this business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace.

Part II--Other Information

Items 1 through 3

None

Item 4.  Submission of Matters to a Vote of Security Holders

On July 25, 2001 the shareholders of the company approved the share exchange agreement dated June 4, 2001 with Nutrigo Xchange, Inc. This transaction has not closed as of the date of this filing. Under the terms of the Agreement, the Company will issue 12,021,500 shares of its common stock to the shareholders of Nutrigo Xchange, Inc. in exchange for all of the issued and outstanding stock of Nutrigo Xchange, Inc. Closing this Agreement would result in a change in control of the Company.

On July 25, 2001, the shareholders of the Company approved an amendment to the Articles of Incorporation to change the Company's name from Brass Incorporated to Laniprin Life Sciences, Inc.



On July 25, 2001, the shareholders of the Company approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000.

On July 25, 2001, the shareholders of the Company approved the Company's 2001 Stock Option Plan. The Company has authorized 5,000,000 shares of common stock to be available for the Plan. No options were granted as of July 31, 2001.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

       None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Laniprin Life Sciences, Inc.



Date:  September 20, 2001                  By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



