Form 10QSB
period 2001-10-31
LANIPRIN LIFE SCIENCES INC
filed 2001-12-21
CIK 1103717

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 31, 2001

Commission file number 000-29179
                       ---------

                          LANIPRIN LIFE SCIENCES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

       Colorado                                              84-1493154
       --------                                              ----------
(State or other jurisdiction of                     (I.R.S. Identification No.)
Employer incorporation or organization)

            1900 South Ocean Blvd., Suite 5E, Pompano Beach, FL       33034
          -------------------------------------------------------------------
               (Address of principal executive offices)             (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X       No
                                                               ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of October 31, 2001, 6,230,000 shares of common stock, no par value, were outstanding.

                                      INDEX


                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet - October 31, 2001 (Unaudited)                  3

     Condensed statements of operations (Unaudited) - Three and six months ended October 31, 2001 and 2000 and April 9, 1998
       (inception) through October 31, 2001                                  4

     Condensed statements of cash flows (Unaudited) - Six months ended
       October 31, 2001 and 2000 and April 9, 1998 (inception) through
       October 31, 2001                                                      5

     Notes to condensed financial statements (Unaudited)                     6

     Item 2.  Plan of operation                                              9

PART II--OTHER INFORMATION                                                   9

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                             10

                          LANIPRIN LIFE SCIENCES, INC.
                          (formerly Brass Incorporated)
                          (A Development Stage Company)

                             Condensed Balance Sheet

                                October 31, 2001
                                   (Unaudited)

                                                      Total assets     $   --
                                                                       ========

Liabilities and Shareholders' Deficit
Liabilities:
   Accounts payable and accrued liabilities .......................    $  1,595
   Indebtedness to related parties (Note B) .......................       2,043
                                                                       --------
                                                 Total liabilities        3,638
                                                                       --------


Shareholders' deficit:
   Common stock ...................................................       7,673
   Additional paid-in capital .....................................       4,300
   Deficit Accumulated during the development stage ...............     (15,611)
                                                                       --------
                                       Total shareholders' deficit       (3,638)
                                                                       --------

                       Total liabilities and shareholders' deficit     $   --
                                                                       ========

            See accompanying notes to condensed financial statements


                          LANIPRIN LIFE SCIENCES, INC.
                          (formerly Brass Incorporated)
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)



                                                                                                         April 9, 1998
                                                 Three Months Ended              Six Months Ended         (inception)
                                                     October 31,                    October 31,             through
                                              --------------------------    --------------------------    October 31,
                                                 2001           2000           2001           2000            2001
                                              -----------    -----------    -----------    -----------    -----------
Operating expenses:
   Stock-based compensation (Note B):
      Organizational costs ................   $      --      $      --      $      --      $      --      $       500
   General and administrative .............         1,138            736          2,749          1,809         10,917
   Contributed rent (Note B) ..............           300            300            600            600          4,300
                                              -----------    -----------    -----------    -----------    -----------
                   Total operating expenses         1,438          1,036          3,349          2,409         15,717
                                              -----------    -----------    -----------    -----------    -----------
                             Operating loss        (1,438)        (1,036)        (3,349)        (2,409)       (15,717)

Interest income ...........................          --             --             --             --              106
                                              -----------    -----------    -----------    -----------    -----------
                   Loss before income taxes        (1,438)        (1,036)        (3,349)        (2,409)       (15,611)

Income taxes ..............................          --             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------

                                   Net loss   $    (1,438)   $    (1,036)   $    (3,349)   $    (2,409)   $   (15,611)
                                              ===========    ===========    ===========    ===========    ===========


Basic and diluted (loss) per common share..   $ *             $*             $*             $*
                                              ===========    ===========    ===========    ===========
Basic and diluted weighted average common
   shares outstanding .....................     6,230,000      1,230,000      5,813,334      1,230,000
                                              ===========    ===========    ===========    ===========


* Less than $.01 per share

            See accompanying notes to condensed financial statements

                          LANIPRIN LIFE SCIENCES, INC.
                          (formerly Brass Incorporated)
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                               April 9, 1998
                                                           Six Months Ended     (inception)
                                                              October 31,         through
                                                          ------------------    October 31,
                                                           2001       2000         2001
                                                          -------    -------      -------

                  Net cash used in operating activities   $(2,904)   $(1,658)     $(9,216)
                                                          -------    -------      -------

Cash flows from financing activities:
  Advances from affiliate (Note B) ....................     2,904      1,616        7,043
  Repayment of advances from affiliate (Note B) .......    (5,000)      --         (5,000)
  Sale of common stock ................................     5,000       --          7,300
  Offering costs incurred .............................      --         --           (127)
                                                          -------    -------      -------
              Net cash provided by financing activities     2,904      1,616        9,216
                                                          -------    -------      -------

Change in cash ........................................      --          (42)        --
Cash, beginning of period .............................      --          537         --
                                                          -------    -------      -------

                                    Cash, end of period   $  --      $   495      $  --
                                                          =======    =======      =======

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
     Interest .........................................   $  --      $  --        $  --
                                                          =======    =======      =======
     Income taxes .....................................   $  --      $  --        $  --
                                                          =======    =======      =======

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

CMS provided office space at no charge to the Company, on an as needed basis, from inception through May 15, 2001. Office space was provided by management following the change in control on May 15, 2001 (see Note D). The Company's Board of Directors valued the contributed office space at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $600, $600, and $4,300, respectively, for the six months ended October 31, 2001 and 2000, and the period from April 8, 1998 (inception) through October 31, 2001.

At April 30, 2001 the Company owed CMS $4,139 for certain legal and accounting expenses paid by CMS on behalf of the Company. During the six months ended October 31, 2001 CMS paid an additional $2,904 in legal, accounting, and general and administrative expenses on behalf of the Company. In May 2001, the Company repaid CMS $5,000 with proceeds from the sale of its equity securities (see Note
D). As of October 31, 2001, the balance owed CMS was $2,043.

Note C: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                           LANIPRIN LIFE SCIENCES INC.
                          (formerly Brass Incorporated)
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note D: Change in control

On May 15, 2001, the Company completed a private offering for 1,000,000 units of the Company's equity securities. Each unit consisted of 5 shares of the Company's common stock, one Class "A" warrant, one Class "B" warrant and one Class "C" warrant. Units were sold at $.005 per unit for gross proceeds of $5,000.

Class "A" warrants allow investors to purchase common stock at $2.00 per share; Class "B" warrants allow investors to purchase common stock at $3.00 per share; and Class "C" warrants allow investors to purchase common stock at $4.00 per share. The warrants are exercisable over a three-year period. Following the offering, the Company's issued and outstanding common stock totaled 6,230,000.

The sale of 5,000,000 shares of the Company's common stock, resulted in a change in control of the Company.

Note E: Reverse acquisition

On June 4, 2001, the Company entered into a Share Exchange Agreement with NXI. This transaction closed on November 12, 2001. Under the terms of the Agreement, the Company issued 12,021,500 shares of its common stock to the shareholders of NXI in exchange for all of the issued and outstanding stock of NXI.

The Company's new business plan is to enter the pharmaceutical and health products industry through a reverse merger with Nutrigo Xchange, Inc. ("NXI"), a Delaware corporation. NXI plans to develop several over-the-counter medication products and an affordable prescription service.

In anticipation of the closing of the Agreement, the Company's shareholders approved the following:

(1)  Name change:
     -----------
     On June 21, 2001, the shareholders of the Company approved an amendment to the Articles of Incorporation to change the Company's name from Brass Incorporated to Laniprin Life Sciences, Inc.

(2)  Authorized common stock:
     -----------------------
     On June 21, 2001, the shareholders of the Company approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000.

                           LANIPRIN LIFE SCIENCES INC.
                          (formerly Brass Incorporated)
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

(3)  Stock Option Plan:
     -----------------
     On June 21, 2001, the shareholders of the Company approved the Company's 2001 Stock Option Plan. The Company has authorized 5,000,000 shares of common stock to be available for the Plan. The Plan provides for the granting of incentive options to employees and non-qualifying options to non-employees. No options were granted as of October 31, 2001. The option price, number of shares and grant date are determined at the discretion of the Company's Board of Directors of a committee designated by the Board. The exercise price of each incentive option granted to employees shall not be less than 100 percent of the market price of the Company's stock on the date of grant. The exercise price of each non-qualifying option granted to non-employees shall not be less than 85 percent of the market price of the Company's stock on the date of grant. Options under this plan are exercisable for a period not to exceed ten years from the date of grant.

Part I--Item 2. Plan of Operation

The Company's plan of operation has been to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since formation. The Company has no full time employees, incurs nominal rent and administrative expenses of $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary.

The Company identified a suitable target entity for a business combination, and management has entered into a share exchange agreement dated June 4, 2001 with Nutrigo Xchange, Inc. The share exchange agreement has been approved by the shareholders and the transaction was closed on November 12, 2001. The Company's business plan is to enter the pharmaceutical and health products industry with the reverse merger with Nutrigo Xchange, Inc. ("NXI"), a Delaware corporation. NXI plans to develop several over-the-counter medication products and an affordable prescription service.

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

On July 25, 2001, the shareholders of the Company approved the Company's 2001 Stock Option Plan. The Company has authorized 5,000,000 shares of common stock to be available for the Plan. No options were granted as of July 31,2001.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

On November 12, 2001 the Company closed on the Acquisition of Nutrigo Xchange Inc. On July 25, 2001 the shareholders of the company approved the share exchange agreement dated June 4, 2001 with Nutrigo Xchange, Inc. The Company's business plan is to enter the pharmaceutical and health products industry through the acquisition of Nutrigo Xchange, Inc. The Company plans to develop several over-the-counter medication products and an affordable prescription service.

Under the terms of the Agreement, the Company is issuing 12,021,500 shares of its common stock to the shareholders of Nutrigo Xchange, Inc. in exchange for all of the issued and outstanding stock of Nutrigo Xchange, Inc.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Laniprin Life Sciences, Inc.



Date:  December 19, 2001            By:  /s/ Steven Zeldin
                                         ---------------------
                                         Steven Zeldin, President